Form 10-Q
period 2011-04-30
Avante Systems, Inc.
filed 2011-07-05
CIK 1504388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-171305

Avante Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0362655
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

695-24-05 Desa Kiara, Jalan Damasara Kuala Lumpur, Malaysia
(Address of principal executive offices)

86-075-2533705
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,625,000 common shares as of June 23, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of April 30, 2011 and October 31, 2010 (unaudited);
F-2	Statements of Operations for the three and six months ended April 30, 2011 and period from August 12, 2010 (Inception) to April 30, 2011 (unaudited);
F-3	Statements of Stockholders’ Equity for period from August 12, 2010 (Inception) to April 30, 2011 (unaudited);
F-4	Statements of Cash Flows for the six months ended April 30, 2011 and period from August 12, 2010 (Inception) to April 30, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of April 30, 2011 and October 31, 2010

	April 30, 2011	October 31, 2010
ASSETS
Current Assets
Cash and equivalents	$33,308	$33,308
Prepaid expenses	1,000	4,000

TOTAL ASSETS	$34,308	$37,308

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-0-	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,625,000 shares issued and outstanding	2,625	2,625
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	49,875	49,875
Deficit accumulated during the development stage	(18,192)	(15,192)
Total stockholders’ equity	34,308	37,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,308	$37,308

See accompanying notes to financial statements.

F-1

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three months ended April 30, 2011

Period from August 12, 2010 (Inception) to April 30, 2011

			Period from
			August 12, 2010
			(Inception) to
	Three months ended	Six months ended	April
	April 30, 2011	April 30, 2011	30, 2011
Revenues	$-0-	$-0-	$-0-

Operating Expenses :
Bank charges	-0-	-0-	20
Organization costs	-0-	-0-	320
Professional fees	1,000	3,000	17,852

Total Operating Expenses	1,000	3,000	18,192

Net Operating Loss	(1,000)	(3,000)	(18,192)

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	$(1,000)	$(3,000)	$(18,192)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	2,625,000	2,625,000

See accompanying notes to financial statements.

F-2

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

Period from August 12, 2010 (Inception) to April 30, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.02	2,625,000	$2,625	$49,875	$—	$52,500
Net loss for the period	—	—	—	(15,192)	(15,192)
Balance, October 31, 2010	2,625,000	2,625	49,875	(15,192)	37,308
Net loss for the period	—	—	—	(3,000)	(3,000)
Balance, April 30, 2011	2,625,000	$2,625	$49,875	$(18,192)	$34,308

See accompanying notes to financial statements.

F-3

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Six Months ended April 30, 2011

Period from August 12, 2010 (Inception) to April 30, 2011

		Period From
		August 12, 2010
		(Inception) to
	Six months ended	April 30,
	April 30, 2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,000)	$(18,192)
Change in non-cash working capital items Prepaid expenses	3,000	(1,000)
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(19,192)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	52,500
NET INCREASE IN CASH	-0-	33,308

Cash, beginning of period	34,308	-0-
Cash, end of period	$33,308	$33,308

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

F-4

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Avante Systems, Inc. (“Avante” and the “Company”) is a development stage company and was incorporated in Nevada on August 12, 2010. The Company was formed for the purpose of developing, manufacturing, and selling a video camera integrated with a 3G mobile phone module specifically for use in schools, child/eldercare facilities, and residences in Asia.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form S-1 filed with the SEC as of and for the period ended October 31, 2010.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Avante considers all highly liquid investments with maturities of three months or less to be cash equivalents. At April 30, 2011 the Company had $33,308 of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

F-5

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Avante’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Avante does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at April 30, 2011 consisted of an advance retainer paid to the Company’s outside independent auditors for services to be rendered for periods after the Company’s year-end.

NOTE 3 – INCOME TAXES

For the period ended April 30, 2011, Avante has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $18,200 at April 30, 2011, and will expire beginning in the year 2030.

F-6

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$6,200
Valuation allowance	(6,200)
Net deferred tax asset	$—

NOTE 4 – LIQUIDITY AND GOING CONCERN

Avante has limited working capital and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Avante to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Avante neither owns nor leases any real or personal property. An officer has provided office space without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 30, 2011 through June 23, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

F-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We are engaged in the business of developing, manufacturing, and selling a video camera integrated with a 3G mobile phone module specifically for use in schools, child/eldercare facilities, and residences in Asia (our “Product”). We intend that our Product will be versatile in function, so that it can be used either as a means of monitoring the care of a family member or as a home security device, or allowing remote surveillance of a residence. This Product will enable parents and guardians to visually and audibly monitor their child while they are in school, daycare, or at home with a nanny. Our product can also be used to monitor an elderly relative while they are in the care of a home nurse, nursing home, or other eldercare facility. Communication with the Product will be accomplished through a 3G mobile phone network. It will therefore be wireless and not require internet access as many of the remote monitoring devices presently available in the Asian market do.

We are currently in the process of designing and developing our Product, and we are continually refining our design through experiments, testing the visual and auditory quality and range of the device during production. When we are satisfied that our Product will compete effectively in the Surveillance Industry in Asia by being the most convenient, versatile, and user-friendly remote monitoring device, we will begin the manufacture and distribution of the Product to schools, child/eldercare facilities, and electronic surveillance wholesalers and retailers.

Our offices are located at 695-24-05 Desa Kiara, Jalan Damasara, Kuala Lumpur, Malaysia.

Results of operations for the six and three months ended April 30, 2011, and for the period from Inception (August 12, 2010) to April 30, 2011

We have not earned any revenues since our inception on August 12, 2010. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $1,000 for the three months ended April 30, 2011, $3,000 for the six months ended April 30, 2011, and $18,192 for the period from August 12, 2010 (Inception) to April 30, 2011. The entire amount for each mentioned period was attributable to professional fees.

4

We incurred a net loss in the amount of $1,000 for the three months ended April 30, 2011, $3,000 for the six months ended April 30, 2011, and $18,192 for the period from August 12, 2010 (Inception) to April 30, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of April 30, 2011, we had total current assets of $34,308. Our total current liabilities as of April 30, 2011 were $0. As a result, we have working capital of $34,308 as of April 30, 2011.

Operating activities used $19,192 in cash for the period from inception (August 12, 2010) to April 30, 2011. Our net loss of $18,192 for this period was the main component of our negative operating cash flow, offset by prepaid expenses of $1,000. We primarily relied on cash from the sale of our common stock to fund our operations during the period ended April 30, 2011.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2011, there were no off balance sheet arrangements.

Going Concern

We have limited working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

5

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Xu Hai Bo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avante Systems, Inc.

Date:	July 5, 2011

By:	/s/ Xu Hai Bo Xu Hai Bo
Title:	Chief Executive Officer and Director

8