Form 10-Q
period 2011-07-31
Avante Systems, Inc.
filed 2011-12-02
CIK 1504388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,625,000 common shares as of July 31, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of July 31, 2011 and October 31, 2010 (unaudited);
F-2	Statements of Operations for the three and nine months ended July 31, 2011 and period from August 12, 2010 (Inception) to July 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the nine months ended July 31, 2011 and period from August 12, 2010 (Inception) to July 31, 2011 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of July 31, 2011 and October 31, 2010

	July 31, 2011	October 31, 2010
ASSETS

Current Assets
Cash and equivalents	$33,308	$33,308
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$33,308	$37,308

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-0-	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,625,000 shares issued and outstanding	2,625	2,625
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	49,875	49,875
Deficit accumulated during the development stage	(19,192)	(15,192)
Total stockholders’ equity	33,308	37,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,308	$37,308

See accompanying notes to financial statements.

F-1

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three and Nine Months ended July 31, 2011

Period from August 12, 2010 (Inception) to July 31, 2011

			Period from
			August 12, 2010
			(Inception) to
	Three months ended	Nine months ended	July
	July 31, 2011	July 31, 2011	31, 2011
Revenues	$-0-	$-0-	$-0-

Operating Expenses :
Bank charges	-0-	-0-	20
Organization costs	-0-	-0-	320
Professional fees	1,000	4,000	18,852

Total Operating Expenses	1,000	4,000	19,192

Net Operating Loss	(1,000)	(4,000)	(19,192)

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	$(1,000)	$(4,000)	$(19,192)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	2,625,000	2,625,000

See accompanying notes to financial statements.

F-2

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended July 31, 2011

Period from August 12, 2010 (Inception) to July 31, 2011

		Period From
		August 12, 2010
		(Inception) to
	Nine months ended	July 31,
	July 31, 2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(19,192)
Change in non-cash working capital items
Prepaid expenses	4,000	0
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(19,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	52,500
NET INCREASE IN CASH	-0-	33,308

Cash, beginning of period	33,308	-0--
Cash, end of period	$33,308	$33,308

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0--	$-0--
Income taxes paid	$-0--	$-0--

See accompanying notes to financial statements.

F-4

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

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

Cash and Cash Equivalents

Avante considers all highly liquid investments with maturities of three months or less to be cash equivalents. At July 31, 2011 the Company had $33,308 of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

F-5

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at July 31, 2011 consisted of an advance retainer paid to the Company’s outside independent auditors for services to be rendered for periods after the Company’s year-end.

NOTE 3 – INCOME TAXES

For the period ended July 31, 2011, Avante has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $19,200 at July 31, 2011, and will expire beginning in the year 2030.

F-6

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2011
Deferred tax asset attributable to:
Net operating loss carryover	$6,900
Valuation allowance	(6,900)
Net deferred tax asset	$—

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2011 through November 6, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Our offices are located at 695-24-05 Desa Kiara, Jalan Damasara, Kuala Lumpur, Malaysia.

Results of operations for the nine and three months ended July 31, 2011, and for the period from Inception (August 12, 2010) to July 31, 2011

We have not earned any revenues since our inception on August 12, 2010. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $1,000 for the three months ended July 31, 2011, $4,000 for the nine months ended July 31, 2011, and $19,192 for the period from August 12, 2010 (Inception) to July 31, 2011. The entire amount for each mentioned period was attributable to professional fees.

4

We incurred a net loss in the amount of $1,000for the three months ended July 31, 2011, $4,000 for the nine months ended July 31, 2011, and $19,192 for the period from August 12, 2010 (Inception) to July 31, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2011, we had total current assets of $33,308. Our total current liabilities as of July 31, 2011 were $0. As a result, we have working capital of $33,308 as of July 31, 2011.

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

Off Balance Sheet Arrangements

As of July 31, 2011, there were no off balance sheet arrangements.

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

5

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Xu Hai Bo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2011, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2011

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Avante Systems, Inc.

Date:	December 2, 2011

By:	/s/ Xu Hai Bo Xu Hai Bo
Title:	Chief Executive Officer and Director

8