Form 10-K
period 2011-10-31
Avante Systems, Inc.
filed 2012-01-31
CIK 1504388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-171305

Avante Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0362655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

695-24-05 Desa Kiara, Jalan Damasara Kuala Lumpur, Malaysia	________
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 012-377-0130

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,625,000 as of January 27, 2012.

PART I

Item 1. Business

Company Overview

We were incorporated as “Avante Systems, Inc.” on August 12, 2010, in the State of Nevada for the purpose of developing, manufacturing, and selling a cellular video camera specifically for use in schools, child/eldercare facilities, and residences in Asia.

Business of Company

We are engaged in the business of developing, manufacturing, and selling a video camera integrated with a 3G mobile phone module specifically for use in schools, child/eldercare facilities, and residences in Asia (our "Product"). We intend that our Product will be versatile in function, so that it can be used either as a means of monitoring the care of a family member or as a home security device, or allowing remote surveillance of a residence. This Product will enable parents and guardians to visually and audibly monitor their child while they are in school, daycare, or at home with a nanny. Our product can also be used to monitor an elderly relative while they are in the care of a home nurse, nursing home, or other eldercare facility. Communication with the Product will be accomplished through a 3G mobile phone network. It will therefore be wireless and not require internet access as many of the remote monitoring devices presently available in the Asian market do.

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

Our offices are located at 695-24-05 Desa Kiara, Jalan Damasara, Kuala Lumpur, Malaysia.

Third Generation Technology and Wideband Code Division Multiple Access

One of the most recent developments in mobile communications is the proliferation of third generation, or “3G” technology. Analog cellular technology is generation one and digital/PCS is generation two. 3G technology was developed to allow true multimedia features on mobile phones - typically smartphones. 3G technology provides the increased bandwidth and transfer rates to accommodate Web-based applications and phone-based audio and video files. 3G is a mobile phone network protocol, which comprises several cellular access technologies. Some common ones are:

  WCDMA (UMTS) - Wideband Code Division Multiple Access
  UMTS - Universal Mobile Telecommunication Service
  CDMA2000 - based on 2G Code Division Multiple Access
  TD-SCDMA - Time-division Synchronous Code-division Multiple Access
  HSDPA - High-Speed Downlink Packet Access
  EVDO - Evolution Data Maximized
3

3G networks have potential transfer speeds of up to 3 Mbps, which for users means about 15 seconds to download a 3-minute MP3 song. For comparison, the fastest 2G phones can achieve up to 144Kbps (about 8 minutes to download a 3-minute song). 3G's high data rates are ideal for downloading information from the Internet and sending and receiving large multimedia files. 3G phones can accommodate broadband applications like video conferencing, receiving streaming video from the Web, sending and receiving faxes, and instantly downloading e-mail messages with attachments.

CNBC reports that in Asia there is significant availability of the broadband access, which our products would require. The percentages of the population that had access to broadband as of November, 2010 are:

  Korea 81%
  Japan 80%
  Singapore 80%
  Hong Kong 70%
  Malaysia 65%

While the CNBC Report did not include China, the China Internet Network Information Center (CINIC) reports that there are over 364 million broadband users in China, which makes up 86.7% of the 420 million Internet users in the country as of June 30, 2010, as well as 27.4% of the 1.33 Billion citizens of China. This is supported by data provided by InternetWorldStats.com as well as reports by market research companies such as budde.com, which indicate China passed the U.S. in 2008 to become the largest broadband market in the world.

Telecommunications companies are now promoting the current or pending roll out of fourth generation, or “4G” technology. As 3G comprised a variety technologies, so 4G includes both WiMax and LTE technologies. The new generation brings another significant jump in data transfer rates, allowing for even smoother use of large audio and video files. The 3 minute MP3 song discussed above that took 8 minutes to download with 2G and 15 seconds to download with 3G will download in less than 1 second utilizing 4G technology.

Our current technology focuses on utilizing 3G to broadcast video and still images to parents. As the market penetration of 4G expands, we will be able to expand our product line by incorporating the faster technology to take advantage of the improved video quality that will result. Also, as the 4G technology spreads, we will be able to build the same 3G products for a reduced cost, and our customers will be able to operate them at a lower cost. By having both high-end and low-end options for our customers, we expect to be able to meet the needs or a wider customer base.

Generation	Approximate Data Rate Stationary (can achieve higher rates at some locations)	Approximate Data Rate Walking
2G	144 Kbit per sec	144 Kbit per sec
3G	2 Mbit per sec	384 kbit per sec
4G	1 Gbit per sec	100 Mb per sec

While the penetration rates listed for broadband above are relatively high, there remain large segments of the population that do not have this access. China is building fourth-generation (4G) network based on the long-term evolution (LTE) technology, which could take years to launch, as the country is still ramping up 3G services. China is largely rural and pricing for the technology would be steep giving the infrastructure costs. Given these and other penetration challenges in China and other Asian countries, there remains the possibility a significant portion of our potential customer base will not have access to the 3G (or 4G) signals (or wired broadband) that are necessary to use our products. If we find that a significant portion of our potential customer base (ie day cares) and their customers (ie parents) do not have access to the technology required to utilize our products, we may find that we are not able to sell enough products to remain a going concern.

Wideband Code Division Multiple Access

Wideband Code Division Multiple Access, or “WCDMA,” is an air interface standard found in 3G mobile telecommunications networks. It is the basis of Japan's NTT DoCoMo's FOMA service, is the most-commonly used member of the UMTS family, and is sometimes used as a synonym for UMTS. It utilizes the DS-CDMA channel access method and the FDD duplexing method to achieve higher speeds and support more users compared to most time division multiple access (“TDMA”) schemes used today. WCDMA uses the same core network as the 2G GSM networks deployed worldwide, allowing dual-mode operation along with GSM/EDGE.

The WCDMA system is a new design by NTT DoCoMo, and it differs in many aspects from CDMA2000. From an engineering point of view, WCDMA provides a different balance of trade-offs between cost, capacity, performance, and density. It also promises to achieve a benefit of reduced cost for video phone handsets. WCDMA may also be better suited for deployment in the very dense cities of Europe and Asia. WCDMA has been developed into a complete set of specifications, a detailed protocol that defines how a mobile phone communicates with the tower, how signals are modulated, how datagrams are structured, and how system interfaces are specified, allowing free competition on technology elements.

Surveillance Industry in Asia

The surveillance market has rapidly expanded over the past few years and gained great importance at the global level. It is expected that the surveillance market will grow at a compound annual growth rate (“CAGR”) of more than 22 percent from 2010, according to a recent report entitled "Global CCTV Market Analysis (2008-2012)" from RNCOS, a market research consulting Services Company. This growth rate clearly indicates that the global market has immense potential in this field.

The RNCOS report also states that due to the rising security concerns and high economic growth in a number of Asian countries, the Asian surveillance market is projected to grow at a CAGR of around 28 percent from 2010 to 2013. Research analyst Frost & Sullivan reports that the annual security market growth rate in Asia-Pacific countries is 7.5%, reaching over US $3 billion by 2015.

According to the A&S International magazine, over 85 percent of the world's security products are made in Asia. Ranging from video surveillance and access control to intrusion alarms, China, Japan, South Korea, Taiwan, Singapore, and Malaysia are the major supplying countries and regions for the global security markets.

China is one of Asia's fastest growing security markets with cost-effective security solutions, R&D, and high-tech security products. China’s surveillance industry was estimated to be worth US $17.5 billion in 2008, equivalent to 0.8 per cent of GDP. For 2012, China’s surveillance industry is expected to reach US $51 billion.

Our Product

The rising demand for versatile surveillance devices in Asia in general, as well as an increasing demand for effective ways to monitor care providers, has resulted in what we anticipate will be a highly receptive potential market for our Product. We feel that the public is demanding a product that will allow them to observe their loved one’s caretaker while they are away from them, monitor their pet sitters and housekeepers, or check on their house while they are away on vacation. Rising burglary rates and increasing incidents of child and elderly abuse by caregivers have resulted in a growing demand for products that can help prevent or expose such victimization. Advancements in both mobile phone and surveillance camera technology in concurrence with the increased use and consumer comfort level with both technologies has made remote monitoring by mobile phone a reality.

We are in the process of developing a device integrating a 3G mobile phone module and a video camera specifically for use in schools, child/eldercare facilities, and residences in Asia. We intend for our Product to be versatile in function. We expect that it will be used as a means of monitoring the care of family members, or as a home security device allowing remote surveillance of a residence or business. Our Product will enable parents and guardians to visually and audibly monitor their child while they are in school, daycare, or at home with a nanny. Our Product can also be used to monitor an elderly relative while they are in the care of a home nurse, nursing home, or other eldercare facility. While this is our primary target market, we fully expect that our Product will also be used as a security device to monitor homes and businesses while owners are away.

Our Product will be operated through a 3G mobile phone network. Thus, it will not only be wireless, it won’t require internet access through WIFI – unlike many of the remote monitoring devices presently available in the Asian market. Our Product can be placed conspicuously to deter unwanted behavior, or it can be hidden to prevent detection.

As an example, our Product may be installed on the wall of a preschool, constantly capturing a video image of the classroom. A mother could call the Product’s phone number and enter a password, and a real-time video image of her child’s classroom would be streamed to her smartphone. While she is monitoring her child, another child’s father could call and enter the password, and also receive the same real-time video image of the classroom. We intend to initially design the product to allow up to six separate individuals to call and receive images simultaneously. However, we may expand this number to increase the marketability of our Product. The ability to access this video surveillance via their phone regardless of the time and their location will provide increased peace of mind to parents, which becomes a marketing point for the preschool. Similarly, having a surveillance camera in the classroom in and of itself reduces the likelihood of any inappropriate behavior because teachers and other employees will be conscious of fact that children’s parents could be watching them at any moment.

We are currently refining the design of our Product, which will be integral to its success. We are designing and developing our Product by conducting experiments to improve on quality and cost. These experiments include testing the video and audio quality and range of the device during use. We do not contract the development of our Product; rather, our officer and director, Xu Hai Bo, currently conducts the testing and development of our Product in Malaysia. With the time devoted to our company, he is searching for the lowest priced components available in the market in our efforts to reduce cost. He is also researching the benefits of adding more components to further improve our Product. Finally, he is investigating the possibility of improving our Product's essential qualities, such as versatility and resolution. Refining these qualities will ensure that our Product is practical, affordable, and user-friendly.

Competition

We compete with a number of established manufacturers, importers, and distributors who sell monitoring devices to schools, child/eldercare facilities, and electronic surveillance wholesalers and retailers. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

  Bioaccez Controls sells the MAGGIS 3G Wireless security camera, which can be accessed from a mobile phone by making a video call from a 3G / UMTS video-phone. MAGGIS is a video camera that allows the user to listen to and see what is happening in the light or in the dark where it is installed. The camera can be motion-activated, connecting a motion detector at the NC input contact, remaining off unless there is movement, at which time the camera activates and makes a video call to the user. Bioaccez advertises that MAGGIS is quickly installed, easy to use, and supports the UMTS network. It does not require an internet connection for camera use, nor does it require an IP server or extra software to be downloaded to the phone. The mobile phone used must have 3G connection and the ability to make video calls.
  Shenzhen Ariza Electronic Co., Ltd., sells a 3G GSM alarm with SMS and monitoring functions. The product uses a USIM card and supports the WCDMA 3G network, has a built-in CMOS camera and infrared light, and offers remote control by mobile messaging. It also supports short message service (“SMS”), video call, and voice call alarming, and has 15 wireless alarm sensors.

  Witura Corporation’s wireless surveillance Camera, 3G EYE, has 3G compatibility. The WT-1041 3G camera is a 1.3 MP with T-flash stored in the multi-media card (“MMC”) & static image format; JPEG, that enables the user to view ‘LIVE’ video images captured from installed cameras or closed-circuit television (“CCTV”) systems. The camera comes bundled with master reset functions and password changes, photography, video and sound recording, loudspeakers, and a high quality recording microphone. The device also has infrared and night vision function capability, enables sharing of up to a maximum of 50 people, and comes complete with a built in lithium battery and external power supply.
  Multisecu Electronics Co., Ltd., sells a security system that features the ability to connect to the user’s local 3G network, allowing broadcasts to the user’s phone while also allowing the user to remotely control the system while away from their home. Anywhere that the user has a signal on their mobile phone they can control their home security system as well as receive updates and alerts should anything trip the motion sensor or included magnet door/window alarm.
  Tekstorm Holdings Limited sells a 3G video camera alarm system that uses a USIM card, supporting the CDMA 3G network. The matching CMOS camera and infrared led support 24-hour wireless monitoring. The product has a multimode alarm that can send alarm messages to the user’s mobile phone by SMS, video call, and voice call. A maximum of 15 wireless alarm sensors can be added to the product.

These competing products offer a wide variety of features, many of which are similar to or more advanced than features we intend to offer. However, we intend to offer a combination of features designed specifically for constant surveillance of childcare and eldercare, whereas these competitors have features designed to maximize their functionality as security devices. We also intend to compete on the basis of quality, brand name recognition, the reduced physical size of our Product, and price. We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

Once we determine the final design for our Product, we intend to file a patent on its unique design. We will file for patent pending status as we develop a design for our first device. We will apply for patent protection and/or copyright protection in Asia, the United States, and other jurisdictions.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the surveillance industry in Asia. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development, manufacture, and sale of our Product in Asia is not subject to special regulatory and/or supervisory requirements. The requirements of governmental regulatory agencies regarding frequency usage are met by the manufacturers of the 3G components, which will be utilized in our Product.

Employees

We have no other employees other than our officers and directors. Our President oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our current management team is highly skilled in technical areas such as researching and developing our product, but not skilled in areas such as marketing our product and business management. Obtaining the assistance of individuals with and in-depth knowledge of operations and markets will allow us to build market share more effectively. We intend on employing sales representatives in China when our product is ready for production and shipping, and in various other countries when we are ready to expand internationally.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

We do not lease or own any real property. We maintain our operations office in 695-24-05 Desa Kiara, Jalan Damasara, Kuala Lumpur, Malaysia. This office space is being provided free of charge by our officer and director, Xu Hai Bo.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “AVTS.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending October 31, 2011
Quarter Ended	High $	Low $
October 31, 2011	N/A	N/A
July 31, 2011	N/A	N/A
April 30, 2011	N/A	N/A
January 31, 2011	N/A	N/A

Fiscal Year Ending October 31, 2010
Quarter Ended	High $	Low $
October 31, 2010	N/A	N/A
July 31, 2010	N/A	N/A
April 30, 2010	N/A	N/A
January 31, 2010	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 31, 2011, we had 2,625,000 shares of our common stock issued and outstanding, held by 38 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.       we would not be able to pay our debts as they become due in the usual course of business, or;

2.       our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Year Ended October 31, 2011 and for the period from inception (August 12, 2010) to October 31, 2011

We have not earned any revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop a viable product, or if such product is developed, that we will be able to generate sufficient sales and enter into commercial production.

Our operating expenses for the year ended October 31, 2011 consisted of professional fees in the amount of $37,268. Our operating expenses for the period from inception (August 12, 2010) through October 31, 2011 consisted mainly of professional fees in the amount of $52,460.

We had a net loss of $37,268 for the year ended October 31, 2011, and a net loss of $52,460 for the period from inception (August 12, 2010) to October 31, 2011.

Liquidity and Capital Resources

As of October 31, 2011, we had total current assets of $10,059. Our total current liabilities as of October 31, 2011 were $10,019. Thus, we had working capital of $40 as of October 31, 2011.

Operating activities used $24,749 in cash for the year ended October 31, 2011. Our net loss of $37,268 offset by an increase of accrued expenses of $8,519 and a decrease in prepaid expenses of $4,000 was the reason for our negative operating cash flow. Cash flows provided by financing activities during year ended October 31, 2011 consisted of $1,500 as loans from our officer and director.

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

Going Concern

We have incurred losses since inception, have limited working capital, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Off Balance Sheet Arrangements

As of October 31, 2011, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of October 31, 2011 and 2010
F-3	Statements of Operations for the Year Ended October 31, 2011 and periods from inception (August 12, 2010) to October 31, 2011 and 2010
F-4	Statement of Stockholders’ Equity for period from inception (August 12, 2010) to October 31, 2011
F-5	Statements of Cash Flows for the Year Ended October 31, 2011 and periods from inception (August 12, 2010) to October 31, 2011 and 2010
F-6	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Avante Systems, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Avante Systems, Inc. (the “Company”) as of October 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended and the period from August 12, 2010 (Date of Inception) through October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avante Systems, Inc. as of October 31, 2011 and 2010 and the results of its operations and its cash flows for the periods then ended and the period from August 12, 2010 (Date of Inception) through October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

January 24, 2012

F-1

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF OCTOBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and equivalents	$10,059	$33,308
Prepaid expenses	0	4,000

TOTAL ASSETS	$10,059	$37,308

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$8,519	$0
Due to officer	1,500	0
Total Liabilities	10,019	0

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,625,000 shares issued and outstanding	2,625	2,625
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	49,875	49,875
Deficit accumulated during the development stage	(52,460)	(15,192)
Total stockholders’ equity	40	37,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,059	$37,308

See accompanying notes to financial statements.

F-2

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED OCTOBER 31, 2011 AND 2010

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO OCTOBER 31, 2011

	Year ended October 31, 2011	Period from August 12, 2010 (Inception) to October 31, 2010	Period from August 12, 2010 (Inception) to October 31, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Organization costs	0	320	320
Bank charges	0	20	20
Professional fees	37,268	14,852	52,120
TOTAL OPERATING EXPENSES	37,268	15,192	52,460

LOSS FROM OPERATIONS	(37,268)	(15,192)	(52,460)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(37,268)	$(15,192)	$(52,460)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,625,000	2,625,000

See accompanying notes to financial statements.

F-3

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO OCTOBER 31, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @ $0.02	2,625,000	$2,625	$49,875	$—	$52,500
Net loss for the period ended October 31, 2010	—	—	—	(15,192)	(15,192)
Balance, October 31, 2010	2,625,000	2,625	49,875	(15,192)	37,308
Net loss for the year ended October 31, 2011	—	—	—	(37,268)	(37,268)
Balance, October 31, 2011	2,625,000	$2,625	$49,875	$(52,460)	$40

See accompanying notes to financial statements.

F-4

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED OCTOBER 31, 2011 AND 2010

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO OCTOBER 31, 2011

	Year ended October 31, 2011	Period from August 12, 2010 (Inception) to October 31, 2010	Period from August 12, 2010 (Inception) to October 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(37,268)	$(15,192)	$(52,460)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	4,000	(4,000)	0
Increase in accrued expenses	8,519	0	8,519
Net Cash Used by Operating Activities	(24,749)	(19,192)	(43,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	52,500	52,500
Proceeds from officer loan	1,500	0	1,500
Net Cash Provided by Financing Activities	1,500	52,500	54,000

Net Increase (Decrease) in Cash and Cash Equivalents	(23,249)	33,308	10,059

Cash and cash equivalents, beginning of period	33,308	0	0
Cash and cash equivalents, end of period	$10,059	$33,308	$10,059

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

F-5

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Avante’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

F-6

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of October 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Avante does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at October 31, 2010 consisted of an advance retainer paid to the Company’s outside independent auditors for services to be rendered for periods after the Company’s year-end. The prepaid balance was expensed as used during the year ended October 31, 2011. The balance of the prepaid expense was $0 as of October 31, 2011

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at October 31, 2011 and 2010:

	2011	2010
Audit fees	$4,000	$0
Legal fees	3,079	0
Transfer agent fees	1,440	0
Total Accrued Expenses	$8,519	$0

NOTE 4 – DUE TO OFFICER

During the year ended October 31, 2011, an officer and shareholder loaned the Company $1,500 to help fund operations. The loan is non-interest bearing, unsecured and due upon demand.

F-7

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 5 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the period ended October 31, 2010, the Company issued 2,625,000 shares of common stock at $0.02 per share for total cash proceeds of $52,500.

There were no additional shares of common stock issued during the year ended October 31, 2011.

The Company has 2,625,000 shares of common stock issued and outstanding as of October 31, 2011. There are no shares of preferred stock issued and outstanding as of October 31, 2011.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – INCOME TAXES

For the period ended October 31, 2011, Avante has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $52,460 at October 31, 2011, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the periods ended October 31:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$12,671	$5,165
Less: valuation allowance	(12,671)	(5,165)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$17,836	$5,165
Less: valuation allowance	(17,836)	(5,165)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $52,460 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

F-8

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 8 – LIQUIDITY AND GOING CONCERN

Avante has limited working capital, has not yet received revenues from sales of products or services, and has incurred operating losses since its inception. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2011 to January 24, 2012, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-9

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending October 31, 2011.

Item 9A(T). Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of October 31, 2011 and their present positions.

Name	Age	Position Held with the Company
Xu Hai Bo Tian Bei W. Rd. Yung Guang Tian Di Ming Xing Ge, Unit 1503, Shenzhen, China	32	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Ran Hong Dan Tian Bei W. Rd. Yung Guang Tian Di Ming Xing Ge, Unit 1503, Shenzhen, China	29	Director

 Set forth below is a brief description of the background and business experience of our executive officer and Directors.

Xu Hai Bo is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting President and Director. Mr. Bo received his Bachelor of Science degree from Chengdu Institue of Technology located in Chengdu, Sichuan, China. Since 2002 he has been employed as an engineer for Pakka Co., Ltd.

Ran Hong Dan is our Director. In 2004, Mr. Dan graduated with a Bachelor of Science degree from Chengdu Institute of Technology located in Chengdu, Sichuan, China. Since 2002 he has been employed as an engineer for Pakka Co., Ltd.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Xu Hai Bo.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Tee Kai Shen, at the address appearing on the first page of this annual report.

Code of Ethics

October 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xu Hai Bo, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Xu Hai Bo	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of October 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xu Hai Bo	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of October 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of January 27, 2012, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,625,000 Shares of Common Stock issued and outstanding as of January 27, 2012.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Xu Hai Bo 695-24-05 Desa Kiara, Jalan Damasara Kuala Lumpur, Malaysia	Common Stock	637,500 Shares	24%
Ran Hong Dan 695-24-05 Desa Kiara, Jalan Damasara Kuala Lumpur, Malaysia	Common Stock	637,500 Shares	24%
DIRECTORS AND OFFICERS – TOTAL		1,275,000 Shares	48%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”). The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$10,000	$0	$0	$0
2010	$10,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1          Incorporated by reference to the Registration Statement on Form S-1 filed on December 21, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avante Systems, Inc.

By:	/s/ Xu Hai Bo
Xu Hai Bo President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 31, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Xu Hai Bo
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 31, 2012

By:	/s/ Ran Hong Dan
Ran Hong Dan, Director
January 31, 2012

