Form 10-Q
period 2012-07-31
Avante Systems, Inc.
filed 2012-09-07
CIK 1504388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,625,000 common shares as of September 4, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of July 31, 2012 and October 31, 2011 (unaudited)
F-2	Statements of Operations for the three and nine months ended July 31, 2012 and 2011 and period from August 12, 2010 (Inception) to July 31, 2012 (unaudited)
F-3	Statements of Cash Flows for the nine months ended July 31, 2012 and 2011 and period from August 12, 2010 (Inception) to July 31, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JULY 31, 2012 AND OCTOBER 31, 2011

	JULY 31, 2012	OCTOBER 31, 2011
ASSETS
Current Assets
Cash and equivalents	$10,059	$10,059
Prepaid expenses	0	0

TOTAL ASSETS	$10,059	$10,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$2,000	$8,519
Due to officer	14,019	1,500
Total Liabilities	16,019	10,019

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,625,000 shares issued and outstanding	2,625	2,625
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	49,875	49,875
Deficit accumulated during the development stage	(58,460)	(52,460)
Total stockholders’ equity (deficit)	(5,960)	40

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,059	$10,059

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO JULY 31, 2012

	Three months ended July 31, 2012	Three months ended July 31, 2011	Nine months ended July 31, 2012	Nine months ended July 31, 2011	Period from August 12, 2010 (Inception) to July 31, 2012

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Organization costs	0	0	0	0	320
Bank charges	0	0	0	0	20
Professional fees	2,000	2,000	6,000	6,000	56,120
TOTAL OPERATING EXPENSES	2,000	2,000	6,000	6,000	56,460

LOSS FROM OPERATIONS	(2,000)	(2,000)	(6,000)	(6,000)	(56,460)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,000)	$(2,000)	$(6,000)	$(6,000)	$(56,460)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,625,000	2,625,000	2,625,000	2,625,000

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO JULY 31, 2012

	Nine months ended July 31, 2012	Nine months ended July 31, 2011	Period from August 12, 2010 (Inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,000)	$(6,000)	$(58,460)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	6,000	0
Increase (decrease) in accrued expenses	(6,519)	0	2,000
Net Cash Used by Operating Activities	(12,519)	0	(56,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	52,500
Proceeds from officer loan	12,519	0	14,019
Net Cash Provided by Financing Activities	12,519	0	66,519

Net Increase in Cash and Cash Equivalents	0	0	10,059

Cash and cash equivalents, beginning of period	10,059	33,308	0
Cash and cash equivalents, end of period	$10,059	$33,308	$10,059

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2011 audited financial statements. The results of operations for the periods ended July 31, 2012 are not necessarily indicative of the operating results for the full year.

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

JULY 31, 2012

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

As of July 31, 2012, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Avante does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at July 31, 2012 and October 31, 2011:

	2012	2011
Audit fees	$2,000	$4,000
Legal fees	0	3,079
Transfer agent fees	0	1,440
Total Accrued Expenses	$2,000	$8,519

NOTE 3 – DUE TO OFFICER

During the nine months ended July 31, 2012, an officer and shareholder loaned the Company $12,519 to help fund operations. During the year ended October 31, 2011 the same officer and shareholder had loaned the Company $1,500. The loans are non-interest bearing, unsecured and due upon demand.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 4 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the period ended October 31, 2010, the Company issued 2,625,000 shares of common stock at $0.02 per share for total cash proceeds of $52,500.

There were no additional shares of common stock issued during the year ended July 31, 2012.

The Company has 2,625,000 shares of common stock issued and outstanding as of July 31, 2012. There are no shares of preferred stock issued and outstanding as of July 31, 2012.

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

NOTE 6 – INCOME TAXES

For the period ended July 31, 2012, Avante has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $58,460 at July 31, 2012, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the three months ended:

	July 31, 2012	July 31, 2011
Federal income tax benefit attributable to:
Current operations	$680	$680
Less: valuation allowance	(680)	(680)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$19,876	$17,836
Less: valuation allowance	(19,876)	(17,836)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $58,460 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our offices are located at 695-24-05 Desa Kiara, Jalan Damasara, Kuala Lumpur, Malaysia.

Results of operations for the three and nine months ended July 31, 2012 and 2011, and for the period from Inception (August 12, 2010) to July 31, 2012

We have not earned any revenues since our inception on August 12, 2010. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

4

We incurred operating expenses in the amount of $2,000 for the three months ended July 31, 2012, as compared with $2,000 for the same period ended 2011. We incurred operating expenses in the amount of $6,000 for the nine months ended July 31, 2012, as compared with $6,000 for the same period ended 2011. We incurred operating expenses in the amount of $56,460 for the period from August 12, 2010 (Inception) to July 31, 2012. The entire amount for each mentioned period was attributable to professional fees.

We incurred a net loss in the amount of $2,000 for the three months ended July 31, 2012, as compared with $2,000 for the same period ended 2011, $6,000 for the nine months ended July 31, 2012, as compared with $6,000 for the same period ended 2011, and $56,460 for the period from August 12, 2010 (Inception) to July 31, 2012. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2012, we had total current assets of $10,059. Our total current liabilities as of July 31, 2012 were $16,019. As a result, we had a working capital deficit of $5,960 as of July 31, 2012.

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

Off Balance Sheet Arrangements

As of July 31, 2012, there were no off balance sheet arrangements.

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

5

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Xu Hai Bo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2012, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2012.

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

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avante Systems, Inc.

Date:	September 7, 2012

By:	/s/ Xu Hai Bo Xu Hai Bo
Title:	Chief Executive Officer and Director

8