Form 10-K
period 2012-10-31
Avante Systems, Inc.
filed 2013-01-25
CIK 1504388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-171305

Avante Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0362655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

695-24-05 Desa Kiara, Jalan Damasara Kuala Lumpur, Malaysia	_________
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 86-075-2533705

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,625,000 as of January 22, 2013

PART I

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

  China is one of Asia's fastest growing security markets with cost-effective security solutions, R&D, and high-tech security products. China’s surveillance industry was estimated to be worth US $17.5 billion in 2008, equivalent to 0.8 per cent of GDP. For 2012, China’s surveillance industry is expected to reach US $51 billion%.

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

  Item 4. Mine Safety Disclosures

  Not applicable.

  PART II

  Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

  Market Information

  Our common stock is quoted under the symbol “AVTS” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

  The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending October 31, 2012
Quarter Ended	High $	Low $
October 31, 2012	N/A	N/A
July 31, 2012	N/A	N/A
April 30, 2012	N/A	N/A
January 31, 2012	N/A	N/A

Fiscal Year Ending October 31, 2011
Quarter Ended	High $	Low $
October 31, 2011	N/A	N/A
July 31, 2011	N/A	N/A
April 30, 2011	N/A	N/A
January 31, 2011	N/A	N/A

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

  Holders of Our Common Stock

  As of October 31, 2012, we had 2,625,000 shares of our common stock issued and outstanding, held by 38 shareholders of record.

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

  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Forward-Looking Statements

  Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

  Results of Operations for the Years Ended October 31, 2012 and 2011 and for the period from inception (August 12, 2010) to October 31, 2012

  We have not earned any revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop a viable product, or if such product is developed, that we will be able to generate sufficient sales and enter into commercial production.

  Our operating expenses for the year ended October 31, 2012 consisted of professional fees in the amount of $20,715, as compared with professional fees in the amount of $37,268 for the year ended October 31, 2011. Our operating expenses for the period from inception (August 12, 2010) through October 31, 2012 consisted mainly of professional fees in the amount of $73,175.

  We had a net loss of $20,715 for the year ended October 31, 2012, as compared with a net loss of $37,268 for the year ended October 31, 2011. We had a net loss of $73,175 for the period from inception (August 12, 2010) to October 31, 2012.

  Liquidity and Capital Resources

  As of October 31, 2012, we had total current assets of $675. Our total current liabilities as of October 31, 2012 were $21,350. Thus, we had a working capital deficit of $20,675 as of October 31, 2012.

  Operating activities used $25,459 in cash for the year ended October 31, 2012. Our net loss of $20,715 was the main reason for our negative operating cash flow. Cash flows provided by financing activities during year ended October 31, 2012 consisted of $15,400 as loans from our officer and director.

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

  Going Concern

  We have incurred losses since inception, have negative working capital, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

  Critical Accounting Policies

  In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

  Recently Issued Accounting Pronouncements

  We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

  Off Balance Sheet Arrangements

  As of October 31, 2012, there were no off balance sheet arrangements.

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  A smaller reporting company is not required to provide the information required by this Item.

  Item 8. Financial Statements and Supplementary Data

  Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2012 and 2011
F-3	Statements of Operations for the Years Ended October 31, 2012 and 2011 and period from inception (August 12, 2010) to October 31, 2012
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception (August 12, 2010) to October 31, 2012
F-5	Statements of Cash Flows for the Years Ended October 31, 2012 and 2011 and period from inception (August 12, 2010) to October 31, 2012
F-6	Notes to Financial Statements

  Silberstein Ungar, PLLC CPAs and Business Advisors

  Phone (248) 203-0080

  Fax (248) 281-0940

  30600 Telegraph Road, Suite 2175

  Bingham Farms, MI 48025-4586

  www.sucpas.com

  Report of Independent Registered Public Accounting Firm

  To the Board of Directors of

  Avante Systems, Inc.

  Las Vegas, Nevada

  We have audited the accompanying balance sheets of Avante Systems, Inc. (the “Company”) as of October 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from August 12, 2010 (Date of Inception) through October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avante Systems, Inc. as of October 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from August 12, 2010 (Date of Inception) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Silberstein Ungar, PLLC

  Bingham Farms, Michigan

  January 22, 2013

F-1

  AVANTE SYSTEMS, INC.

  (A DEVELOPMENT STAGE COMPANY)

  BALANCE SHEETS

  AS OF OCTOBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and equivalents	$0	$10,059
Prepaid expenses	675	0

TOTAL ASSETS	$675	$10,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$4,450	$8,519
Due to officer	16,900	1,500
Total Liabilities	21,350	10,019

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,625,000 shares issued and outstanding	2,625	2,625
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	49,875	49,875
Deficit accumulated during the development stage	(73,175)	(52,460)
Total stockholders’ equity (deficit)	(20,675)	40

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$675	$10,059

  See accompanying notes to financial statements.

F-2

  AVANTE SYSTEMS, INC.

  (A DEVELOPMENT STAGE COMPANY)

  STATEMENTS OF OPERATIONS

  FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

  FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO OCTOBER 31, 2012

	Year ended October 31, 2012	Year ended October 31, 2011	Period from August 12, 2010 (Inception) to October 31, 2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Organization costs	0	0	320
Bank charges	0	0	20
Professional fees	20,715	37,268	72,835
TOTAL OPERATING EXPENSES	20,715	37,268	73,175

LOSS FROM OPERATIONS	(20,715)	(37,268)	(73,175)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(20,715)	$(37,268)	$(73,175)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,625,000	2,625,000

  See accompanying notes to financial statements.

F-3

  AVANTE SYSTEMS, INC.

  (A DEVELOPMENT STAGE COMPANY)

  STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

  FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO OCTOBER 31, 2012

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @ $0.02	2,625,000	$2,625	$49,875	$—	$52,500

Net loss for the period ended October 31, 2010	—	—	—	(15,192)	(15,192)

Balance, October 31, 2010	2,625,000	2,625	49,875	(15,192)	37,308

Net loss for the year ended October 31, 2011	—	—	—	(37,268)	(37,268)

Balance, October 31, 2011	2,625,000	2,625	49,875	(52,460)	40

Net loss for the year ended October 31, 2012	—	—	—	(20,715)	(20,715)

Balance, October 31, 2012	2,625,000	$2,625	$49,875	$(73,175)	$(20,675)

  See accompanying notes to financial statements.

F-4

  AVANTE SYSTEMS, INC.

  (A DEVELOPMENT STAGE COMPANY)

  STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

  FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO OCTOBER 31, 2012

	Year ended October 31, 2012	Year ended October 31, 2011	Period from August 12, 2010 (Inception) to October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,715)	$(37,268)	$(73,175)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(675)	4,000	(675)
Increase (decrease) in accrued expenses	(4,069)	8,519	4,450
Net Cash Used by Operating Activities	(25,459)	(24,749)	(69,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	52,500
Proceeds from officer loan	15,400	1,500	16,900
Net Cash Provided by Financing Activities	15,400	1,500	69,400

Net Increase (Decrease) in Cash and Cash Equivalents	(10,059)	(23,249)	0

Cash and cash equivalents, beginning of period	10,059	33,308	0
Cash and cash equivalents, end of period	$0	$10,059	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

   See accompanying notes to financial statements.

F-5

  AVANTE SYSTEMS, INC.

  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO THE FINANCIAL STATEMENTS

  OCTOBER 31, 2012

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

  OCTOBER 31, 2012

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

  As of October 31, 2012, the Company has not issued any stock-based payments to its employees.

  Recent Accounting Pronouncements

  Avante does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

  NOTE 2 – PREPAID EXPENSES

  Prepaid expenses at October 31, 2012 consisted of an advance paid to the Company’s attorney for services to be rendered for periods after the Company’s year-end.

  NOTE 3 – ACCRUED EXPENSES

  Accrued expenses consisted of the following at October 31, 2012 and 2011:

	2012	2011
Audit fees	$3,750	$4,000
Legal fees	0	3,079
Transfer agent fees	700	1,440
Total Accrued Expenses	$4,450	$8,519

  NOTE 4 – DUE TO OFFICER

  During the year ended October 31, 2011, an officer and shareholder loaned the Company $1,500 to help fund operations. The officer loaned an additional $15,400 during the year ended October 31, 2012. The balance due to the officer was $16,900 and $1,500 as of October 31, 2012 and 2011, respectively. The loans are non-interest bearing, unsecured and due upon demand.

F-7

  AVANTE SYSTEMS, INC.

  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO THE FINANCIAL STATEMENTS

  OCTOBER 31, 2012

  NOTE 5 – CAPITAL STOCK

  The Company has 100,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

  During the period ended October 31, 2010, the Company issued 2,625,000 shares of common stock at $0.02 per share for total cash proceeds of $52,500.

  There were no additional shares of common stock issued during the years ended October 31, 2012 and 2011, respectively.

  The Company has 2,625,000 shares of common stock issued and outstanding as of October 31, 2012. There are no shares of preferred stock issued and outstanding as of October 31, 2012.

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

  NOTE 7 – INCOME TAXES

  For the period ended October 31, 2012, Avante has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $73,175 at October 31, 2012, and will expire beginning in the year 2031.

  The provision for Federal income tax consists of the following for the periods ended October 31:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$7,043	$12,671
Less: valuation allowance	(7,043)	(12,671)
Net provision for Federal income taxes	$0	$0

  The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$24,879	$17,836
Less: valuation allowance	(24,879)	(17,836)
Net deferred tax asset	$0	$0

  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $73,175 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

F-8

  AVANTE SYSTEMS, INC.

  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO THE FINANCIAL STATEMENTS

  OCTOBER 31, 2012

  NOTE 8 – LIQUIDITY AND GOING CONCERN

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

  NOTE 9 – SUBSEQUENT EVENTS

  In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-9

  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending October 31, 2012.

  Item 9A. Controls and Procedures

  As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being October 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

  Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

  Management’s Report on Internal Control over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of October 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

  We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending October 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

  Item 9B. Other Information

  None

  PART III

  Item 10. Directors, Executive Officers and Corporate Governance

  The following information sets forth the names of our current directors and executive officers, their ages as of October 31, 2012 and their present positions.

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

  Code of Ethics

  As of October 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

  Item 11. Executive Compensation

  Summary Compensation Table

  The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xu Hai Bo, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

  Outstanding Equity Awards at Fiscal Year-End

  The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Xu Hai Bo	-	-	-	-	-	-	-	-	-

  Director Compensation

  The table below summarizes all compensation of our directors as of October 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xu Hai Bo	-	-	-	-	-	-	-

  Narrative Disclosure to the Director Compensation Table

  We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

  Stock Option Plans

  We did not have a stock option plan in place as of October 31, 2012.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  The following table sets forth, as of January 23, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

  Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,625,000 Shares of Common Stock issued and outstanding as of January 23, 2012.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Xu Hai Bo 695-24-05 Desa Kiara, Jalan Damasara Kuala Lumpur, Malaysia	Common Stock	637,500 Shares	24%
Ran Hong Dan 695-24-05 Desa Kiara, Jalan Damasara Kuala Lumpur, Malaysia	Common Stock	637,500 Shares	24%
DIRECTORS AND OFFICERS – TOTAL		1,275,000 Shares	48%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

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

  Item 14. Principal Accounting Fees and Services

  Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$8,250	$0	$0	$0
2011	$9,500	$0	$0	$0

  PART IV

  Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

  The following financial statements and schedules listed below are included in this Form 10-K.

  Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2010 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on December 21, 2010.

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
January 25, 2013

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Xu Hai Bo
Xu Hai Bo President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 25, 2013

By:	/s/ Ran Hong Dan
Ran Hong Dan Director
January 25, 2013

