Form 10-Q
period 2013-04-30
Avante Systems, Inc.
filed 2013-06-12
CIK 1504388

We UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-171305

Avante Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0362655
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 709-710, 7/F Tower 1, Silvercord Centre, Tsim Sha Tsui, Kowloon, Hong Kong
(Address of principal executive offices)

852-3111-3951
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,350,000 common shares as of June 10, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2013 and October 31, 2012 (unaudited)
F-2	Statements of Operations for the three and six months ended April 30, 2013 and 2012 and period from August 12, 2010 (Inception) to April 30, 2013 (unaudited)
F-3	Statements of Cash Flows for the sixmonths ended April 30, 2013 and 2012 and period from August 12, 2010 (Inception) to April 30, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF APRIL 30, 2013 AND OCTOBER 31, 2012

	April 30, 2013	October 31, 2012
ASSETS
Current Assets
Cash and equivalents	$50,000	$0
Prepaid expenses	506	675

TOTAL ASSETS	$50,506	$675

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$9,800	$4,450
Due to officer	0	16,900
Total Liabilities	9,800	21,350

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,350,000 shares issued and outstanding (2012-2,625,000 shares issued and outstanding	2,350	2,625
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	120,800	49,875
Deficit accumulated during the development stage	(82,444)	(73,175)
Total stockholders’ equity (deficit)	40,706	(20,675)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$50,506	$675

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2013 AND 2012

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO APRIL 30, 2013

	Three months ended April 30, 2013	Three months ended April 30, 2012	Six months ended April 30, 2013	Six months ended April 30, 2012	Period from August 12, 2010 (Inception) to April 30, 2013

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Organization costs	0	0	0	0	320
Bank charges	0	0	0	0	20
Professional fees	2,000	2,000	9,269	4,000	82,104
TOTAL OPERATING EXPENSES	2,000	2,000	9,269	4,000	80,444

LOSS FROM OPERATIONS	(2,000)	(2,000)	(9,269)	(4,000)	(82,444)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,000)	$(2,000)	$(9,269)	$(4,000)	$(82,444)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,533,333	2,625,000	2,579,166	2,625,000

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO APRIL 30, 2013

	Six months ended April 30, 2013	Six months ended April 30, 2012	Period from August 12, 2010 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,269)	$(4,000)	$(82,444)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	169	0	(506)
Increase (decrease) in accrued expenses	5,350	(6,519)	9,800
Net Cash Used by Operating Activities	(3,750)	(10,519)	(73,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	50,000	0	102,500
Proceeds from officer loan	3,750	10,519	20,650
Net Cash Provided by Financing Activities	53,750	10,519	123,150

Net Increase (Decrease) in Cash and Cash Equivalents	50,000	0	50,000

Cash and cash equivalents, beginning of period	0	10,059	0
Cash and cash equivalents, end of period	$50,000	$10,059	$50,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avante Systems, Inc. (“Avante” and the “Company”) is a development stage company and was incorporated in Nevada on August 12, 2010. The Company was formed for the purpose of developing, manufacturing, and selling a video camera integrated with a 3G mobile phone module specifically for use in schools, child/eldercare facilities, and residences in Asia. The Company has changed its business focus to developing a business focused on 3D printers for professionals and consumers.

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

APRIL 30, 2013

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

As of April 30, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Avante does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at April 30, 2013 consisted of an advance paid to the Company’s attorney for services to be rendered in future periods.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30, 2013 and October 31, 2012:

	April 30, 2013	October 31, 2012
Audit and accounting fees	$3,600	$3,750
Legal fees	0	0
Transfer agent fees	6,200	700
Total Accrued Expenses	$9,800	$4,450

NOTE 4 – DUE TO OFFICER

During the year ended October 31, 2011, an officer and shareholder loaned the Company $1,500 to help fund operations. The officer loaned an additional $15,400 during the year ended October 31, 2012 and an additional $3,750 during the three months ended April 30, 2013. The balance due to the officer was $20,650 and $16,900 as of April 30, 2013 and October 31, 2012, respectively. The loans are non-interest bearing, unsecured and due upon demand. During the period ended April 30, 2013, the director agreed to forgive the balances payable. As a result, there has been an increase in additional paid in capital in the amount of $ 20,650.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 5 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the period ended October 31, 2010, the Company issued 2,625,000 shares of common stock at $0.02 per share for total cash proceeds of $52,500.

During the period ended April 30, 2013, a shareholder of the company surrendered 1,275,000 shares of common stock for voluntarily cancellation.

During the period ended April 30, 2013, the Company issued 1,000,000 shares of common stock at $0.05 per share for total cash proceeds of $50,000.

The Company has 2,350,000 shares of common stock issued and outstanding as of April 30, 2013. There are no shares of preferred stock issued and outstanding as of April 30, 2013.

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

NOTE 7 – INCOME TAXES

For the period ended April 30, 2013, Avante has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $82,400 at April 30, 2013, and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following for the six month periods ended April 30 31:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$3,150	$1,360
Less: valuation allowance	(3,150)	(1,360)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2013	October 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$28,029	$24,879
Less: valuation allowance	(28,029)	(24,879)
Net deferred tax asset	$0	$0

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 7 – INCOME TAXES ( CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $82,400 for Federal income tax reporting purposes are subject to annual limitations. A change in control has resulted in the use of the net operating loss carry forwards being limited in future years.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Company Overview

We were incorporated in the State of Nevada on August 12, 2010. Until recently, we were a development stage company engaged in the business of developing, manufacturing, and selling a video camera integrated with a 3G mobile phone module specifically for use in schools, child/eldercare facilities, and residences in Asia.

Since the initiation of this plan of operations, however, we have experienced losses and have been unable to obtain additional finances. In order to pursue our business plan, we would need to obtain additional funding in the form of equity financing from the sale of our common stock or loans. Unfortunately, we have not been able to identify sources of equity financing and do not have any arrangements in place for any future financing. The risky nature of this enterprise and lack of tangible assets places debt financing out of our reach.

Because of the difficulties in raising additional funding, we have been presented with the difficult task of re-evaluating our business plan to determine whether it continues to be commercially viable. As a result of our lack of progress so far, the uncertainty regarding the source of our required additional funding and the relatively risky overall nature of our enterprise, management has been evaluating alternative business opportunities.

On April 19, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our prior officers and directors, Xu Hai Bo and Ran Hong Dan. Pursuant to the Agreement, we transferred all assets and business operations associated with our cellular video camera to Xu Hai Bo and Ran Hong Dan. In exchange, Xu Hai Bo and Ran Hong Dan agreed to cancel their 1,275,000 shares in our company and assume and cancel all liabilities relating to our former business, including officer loans amounting to $20,650.

As a result of the Agreement, we are no longer pursuing our former business plan. Under the direction of our newly appointed officer and director, Yuen Hong Sezto, we intend to develop a business focused on 3D printers for professionals and consumers. We plan to take active steps in the next twelve months to develop this line of business.

We have changed our corporate address to Room 709-710, 7/F Tower 1, Silvercord Centre, Tsim Sha Tsui, Kowloon, Hong Kong. Our telephone number is 852-3111-3951.

4

Results of operations for the three and six months ended April 30, 2013 and 2012, and for the period from Inception (August 12, 2010) to April 30, 2013

We have not earned any revenues since our inception on August 12, 2010. We do not anticipate earning revenues until such time that we have fully developed and are able to market viable products or services.

We incurred operating expenses in the amount of $2,000 for the three months ended April 30, 2013, as compared with $2,000 for the same period ended 2012. We incurred operating expenses in the amount of $9,269 for the six months ended April 30, 2013, as compared with $4,000 for the same period ended 2012. We incurred operating expenses in the amount of $82,444 for the period from August 12, 2010 (Inception) to April 30, 2013. The entire amount for each mentioned period was attributable to professional fees.

We incurred a net loss in the amount of $2,000 for the three months ended April 30, 2013, as compared with $2,000 for the same period ended 2012. We incurred a net loss in the amount of $9,269 for the six months ended April 30, 2013, as compared with $4,000 for the same period ended 2012, and $82,444 for the period from August 12, 2010 (Inception) to April 30, 2013. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of April 30, 2013, we had total current assets of $50,506. Our total current liabilities as of April 30, 2013 were $9,800. As a result, we had working capital of $40,706 as of April 30, 2013.

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

Off Balance Sheet Arrangements

As of April 30, 2013, there were no off balance sheet arrangements.

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

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Yuen Hong Sezto. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2013, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2013, we issued 1,000,000 shares of our common stock pursuant to Regulation S of the Securities Act of 1933, as amended, to Yuen Hong Sezto. We received proceeds of $50,000 from the offering. The purchaser represented to us that he was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. The purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. The purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avante Systems, Inc.

Date:	June 12, 2013

By:	/s/ Yuen Hong Szeto Yuen Hong Szeto
Title:	Chief Executive Officer and Director

8