Form 10-Q/A
period 2013-04-30
Avante Systems, Inc.
filed 2013-06-13
CIK 1504388

We UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Avante Systems, Inc. (the “Company”) for the quarter ended April 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on June 12, 2013. The Amendment is being filed to submit the correct Exhibit 101. The Original Filing was submitted with the wrong quarter attached as Exhibit 101.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avante Systems, Inc.

Date:	June 13, 2013

By:	/s/ Yuen Hong Szeto Yuen Hong Szeto
Title:	Chief Executive Officer and Director

4