Form 10-Q
period 2013-07-31
Avante Systems, Inc.
filed 2013-08-29
CIK 1504388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,350,000 common shares as of August 27, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of July 31, 2013 and October 31, 2012 (unaudited)
F-2	Statements of Operations for the three and nine months ended July 31, 2013 and 2012 and period from August 12, 2010 (Inception) to July 31, 2013 (unaudited)
F-3	Statements of Cash Flows for the nine months ended July 31, 2013 and 2012 and period from August 12, 2010 (Inception) to July 31, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JULY 31, 2013 AND OCTOBER 31, 2012

	July 31, 2013	October 31, 2012
ASSETS
Current Assets
Cash and equivalents	$47,854	$0
Prepaid expenses	506	675
TOTAL ASSETS	$48,360	$675

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$9,900	$4,450
Due to officer	0	16,900
Total Liabilities	9,900	21,350

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,350,000 shares issued and outstanding (2012-2,625,000 shares issued and outstanding	2,350	2,625
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	120,800	49,875
Deficit accumulated during the development stage	(84,690)	(73,175)
Total stockholders’ equity (deficit)	38,460	(20,675)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$48,360	$675

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO JULY 31, 2013

	Three months ended July 31, 2013	Three months ended July 31, 2012	Nine months ended July 31, 2013	Nine months ended July 31, 2012	Period from August 12, 2010 (Inception) to July 31, 2013

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Organization costs	0	0	0	0	320
Bank charges	46	0	46	0	66
Professional fees	2,100	2,000	11,469	6,000	84,304
TOTAL OPERATING EXPENSES	2,146	2,000	11,515	6,000	84,690

LOSS FROM OPERATIONS	(2,146)	(2,000)	(11,515)	(6,000)	(84,690)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,146)	$(2,000)	$(11,515)	$(6,000)	$(84,690)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,350,000	2,625,000	2,502,777	2,625,000

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED JULY 31, 2013 AND 2012

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO JULY 31, 2013

	Nine months ended July 31, 2013	Nine months ended July 31, 2012	Period from August 12, 2010 (Inception) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,515)	$(6,000)	$(84,690)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	169	0	(506)
Increase (decrease) in accrued expenses	5,450	(6,519)	9,900
Net Cash Used by Operating Activities	(5,896)	(12,519)	(75,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	50,000	0	102,500
Proceeds from officer loan	3,750	12,519	20,650
Net Cash Provided by Financing Activities	53,750	12,519	123,150

Net Increase (Decrease) in Cash and Cash Equivalents	47,854	0	47,854

Cash and cash equivalents, beginning of period	0	10,059	0
Cash and cash equivalents, end of period	$47,854	$10,059	$47,854

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

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

JULY 31, 2013

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

As of July 31, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Avante does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at July 31, 2013 consisted of an advance paid to the Company’s attorney for services to be rendered in future periods.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at July 31, 2013 and October 31, 2012:

	July 31, 2013	October 31, 2012
Audit and accounting fees	$3,700	$3,750
Legal fees	0	0
Transfer agent fees	6,200	700
Total Accrued Expenses	$9,900	$4,450

NOTE 4 – DUE TO OFFICER

During the year ended October 31, 2011, an officer and shareholder loaned the Company $1,500 to help fund operations. The officer loaned an additional $15,400 during the year ended October 31, 2012 and an additional $3,750 during the nine months ended July 31, 2013. The balance due to the officer was $20,650 and $16,900 as of July 31, 2013 and October 31, 2012, respectively. The loans were non-interest bearing, unsecured and due upon demand. During the period ended July 31, 2013, the director agreed to forgive the balances payable. As a result, there has been an increase in additional paid in capital in the amount of $ 20,650.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 5 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the period ended October 31, 2010, the Company issued 2,625,000 shares of common stock at $0.02 per share for total cash proceeds of $52,500.

During the period ended July 31, 2013, a shareholder of the company surrendered 1,275,000 shares of common stock for voluntarily cancellation.

During the period ended July 31, 2013, the Company issued 1,000,000 shares of common stock at $0.05 per share for total cash proceeds of $50,000.

The Company has 2,350,000 shares of common stock issued and outstanding as of July 31, 2013. There are no shares of preferred stock issued and outstanding as of July 31, 2013.

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

NOTE 7 – INCOME TAXES

For the period ended July 31, 2013, Avante has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $84,700 at July 31, 2013, and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following for the nine month periods ended July 31:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$3,915	$2,040
Less: valuation allowance	(3,915)	(2,040)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2013	October 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$28,794	$24,879
Less: valuation allowance	(28,794)	(24,879)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $84,700 for Federal income tax reporting purposes are subject to annual limitations. A change in control has resulted in the use of the net operating loss carry forwards being limited in future years.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

On April 19, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our prior officers and directors, Xu Hai Bo and Ran Hong Dan. Pursuant to the Agreement, we transferred all assets and business operations associated with our video camera to Xu Hai Bo and Ran Hong Dan. In exchange, Xu Hai Bo and Ran Hong Dan agreed to cancel their 1,275,000 shares in our company and assume and cancel all liabilities relating to our former business, including officer loans amounting to $20,650.

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

4

Results of operations for the three and nine months ended July 31, 2013 and 2012, and for the period from Inception (August 12, 2010) to July 31, 2013

We have not earned any revenues since our inception on August 12, 2010. We do not anticipate earning revenues until such time that we have fully developed and are able to market viable products or services.

We incurred operating expenses in the amount of $2,146 for the three months ended July 31, 2013, as compared with $2,000 for the same period ended 2012. We incurred operating expenses in the amount of $11,515 for the nine months ended July 31, 2013, as compared with $6,000 for the same period ended 2012. We incurred operating expenses in the amount of $84,690 for the period from August 12, 2010 (Inception) to July 31, 2013. The entire amount for each mentioned period was mainly attributable to professional fees.

We incurred a net loss in the amount of $2,146 for the three months ended July 31, 2013, as compared with $2,000 for the same period ended 2012. We incurred a net loss in the amount of $11,515 for the nine months ended July 31, 2013, as compared with $6,000 for the same period ended 2012, and $84,690 for the period from August 12, 2010 (Inception) to July 31, 2013. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2013, we had total current assets of $48,360. Our total current liabilities as of July 31, 2013 were $9,900. As a result, we had working capital of $38,460 as of July 31, 2013.

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

Off Balance Sheet Arrangements

As of July 31, 2013, there were no off balance sheet arrangements.

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

5

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Yuen Hong Sezto. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2013, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avante Systems, Inc.

Date:	August 29, 2013

By:	/s/ Yuen Hong Sezto Yuen Hong Sezto
Title:	Chief Executive Officer and Director

8