Form 10-K
period 2013-11-30
Avante Systems, Inc.
filed 2014-02-10
CIK 1504388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-171305

Avante Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0362655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 709-710, 7/F Tower 1, Silvercord Centre, Tsim Sha Tsui, Kowloon, Hong Kong	_________
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 852-311-3951

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,350,000 as of February 3, 2014

PART I

Item 1. Business

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

As a result of the Agreement, we are no longer pursuing our former business plan. Under the direction of our newly appointed officer and director, Yuen Hong Szeto, we intend to develop a business focused on 3D printers for professionals and consumers. We plan to take active steps in the next twelve months to develop this line of business.

Our Business

We plan to design, develop, manufacture, market, sell, and support a range of 3D print technology systems and services that are uniquely targeted to several key markets, mainly: rapid manufacturing, rapid prototyping and unique “one off” design.

We believe our advantage will be the adoption of a “direct model” that allows us to enter these markets quickly with new and relevant technology to meet changing customer needs, build systems to order, provide expert services tailored to differing customer needs, and maintain low levels of inventory and capital investment as well as facilitate consistent delivery, which will lead to profitability and strong performance across our business segments.

To date, we have not had any sales on our printers, no distribution channels in place, no sales force other than our management, and no material contracts in connection with our business plan. We are a development stage company and can provide no assurance that we will be able to successfully implement our business plan, achieve sales, compete in this business space, or continue as a going concern.

Our Products

We plan to bring professional 3D printing technology to our key markets. Until recently, 3D printers have traditionally been expensive and prohibitive. Our mission is to develop a high quality and inexpensive 3D printer that allows anyone to create 3D forms with ease.

For many years 3D printers were used for prototyping, mainly in the aerospace, medical and automotive industries. Once a design was finalized, a production line would be set up and parts would be manufactured and assembled using conventional methods. But 3D printing has now improved to the point that it is starting to be used to produce the finished items themselves. It is already competitive with plastic injection-molding for runs of around 1,000 items, and this figure will rise as the technology matures. And because each item is created individually, rather than from a single mold, each can be made slightly differently at almost no extra cost. Mass production could, in short, give way to mass customization for all kinds of products, from shoes to spectacles to kitchenware.

Our stereolithography printer converts engineered print materials and composites into solid cross-sections, layer by layer, to print the desired fully fused objects. Our printer is capable of making multiple distinct parts at the same time and is designed to produce highly accurate geometries in a wide range of sizes and shapes with a variety of material performance characteristics. We believe our printer has a wide variety of applications, ranging from short production runs of end-use products to producing prototypes for automotive, aerospace and various consumer and electronic applications.

Market Segments

Rapid Manufacturing

Rapid manufacturing enables the production of optimized designs unconstrained by normal design-for-manufacture considerations. Here our printers can be used to manufacture functional end-use parts that have the appearance and performance of high-quality injection-molded parts and that avoid the significant costs of complex set-ups and changeovers and eliminate the costs and lead times associated with conventional tooling methods or labor- intensive craftsmanship.

Rapid Prototyping

Rapid prototyping applications allows for quick and efficient production of product-concept models, functional prototypes to test form, fit and function, master patterns and expendable patterns for urethane and investment casting that are often used for evaluating product designs and short-run production.

Unique Design

In unique design applications, our printers are used to produce presentation models, primarily for visualizing and communicating concepts; various design elements and other activities, including supply chain management and functional models.

Competition

We compete in a marketplace that is still primarily using conventional methods of model-making and prototype development. Some of the companies that have developed and employ one or more improved technologies include the following companies. Our competitors have more financial resources and capabilities than we do. We hope to compete on superior value, lower price, relevant technology, customized systems, superior service and support, and products and services that are easy to buy and use.

3D Systems Corporation

3D Systems, headquartered in Rock Hill, South Carolina, is a global, integrated solutions 3D printing company specializing in 3D printers, print materials, professional and consumer custom-parts services and 3D imaging and customization software. Its products are meant to make manufacturing processes more efficient, without requiring tooling. 3D Systems uses proprietary processes to fabricate physical objects using input from computer-aided design and manufacturing software, or 3D scanning and sculpting devices. 3D Systems' technologies and services are used in the design, development and production stages of many industries, including aerospace, automotive, architecture, health care, dental, entertainment, recreation and consumer goods. 3D Systems offers professional- and production-grade 3D printers, in addition to a line of personal 3D printers and 3D-printed consumer products, supported by the affiliated online forum Cubify. 3D Systems is notable within the 3D printing industry for developing stereolithography and the STL file format.

Proto Labs

Proto Labs is the world’s fastest provider of CNC machined and injection molded parts. Proto Labs Firstcut and Protomold services utilize proprietary computing technologies and automated manufacturing systems to provide both prototype and short-run production parts. Proto Labs single focus is to provide new product designers with the easiest, fastest and least-expensive way to obtain low volumes of parts based on their 3D CAD design. Proto Labs Firstcut CNC machining service supports an array of engineering-grade resins as well and metals, and our Protomold plastic injection molding service offers hundreds of material choices to designers. This capability is applicable to all markets, including but not limited to medical devices, electronics, appliance, automotive and consumer products.

Stratasys Inc.

Stratasys Ltd. was formed in 2012 by the merger of Stratasys Inc. and Objet Ltd. The company manufactures 3D printers and materials that create prototypes and manufactured goods directly from 3D CAD files or other 3D content. The company’s 3D printers are based on patented FDM® and PolyJet® inkjet-based technologies. Stratasys systems are used by manufacturers to create models and prototypes to aid in the new product design process. And they are becoming widely used for production of finished goods in low-volume manufacturing. Systems range from affordable desktop 3D printers to large production systems for direct digital manufacturing.

Item 2. Properties

We do not lease or own any real property. Our corporate address is located at Room 709-710, 7/F Tower 1, Silvercord Centre, Tsim Sha Tsui, Kowloon, Hong Kong. Our officer has provided this space without charge. Our telephone number is 852-3111-3951.

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

Fiscal Year Ending October 31, 2012
Quarter Ended	High $	Low $
October 31, 2012	N/A	N/A
July 31, 2012	N/A	N/A
April 30, 2012	N/A	N/A
January 31, 2012	N/A	N/A

Fiscal Year Ending October 31, 2013
Quarter Ended	High $	Low $
October 31, 2013	N/A	N/A
July 31, 2013	N/A	N/A
April 30, 2013	N/A	N/A
January 31, 2013	N/A	N/A

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

Holders of Our Common Stock

As of October 31, 2013, we had 2,350,000 shares of our common stock issued and outstanding, held by 38 shareholders of record.

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

Results of Operations for the Years Ended October 31, 2013 and 2012 and for the period from inception (August 12, 2010) to October 31, 2013

We have not earned any revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop a viable product, or if such product is developed, that we will be able to generate sufficient sales and enter into commercial production.

Our operating expenses for the year ended October 31, 2013 were $32,645, as compared with operating expenses in the amount of $20,715 for the year ended October 31, 2012. Our operating expenses for the period from inception (August 12, 2010) through October 31, 2013 were $105,820. Our operating expenses for the year ended October 31, 2013 consisted of mainly professional fees of $32,540, more than $20,715 in professional fees for the year ended October 31, 2012.

We had a net loss of $32,632 for the year ended October 31, 2013, as compared with a net loss of $20,715 for the year ended October 31, 2012. We had a net loss of $105,807 for the period from inception (August 12, 2010) to October 31, 2013.

Liquidity and Capital Resources

As of October 31, 2013, we had total current assets of $61,810. Our total current liabilities as of October 31, 2013 were $6,070. Thus, we had working capital of $55,740 as of October 31, 2013.

Operating activities used $48,059 in cash for the year ended October 31, 2013. Our net loss of $32,632 was the main reason for our negative operating cash flow, offset mainly by an increase in prepaid expenses of $17,047. Cash flows provided by financing activities during year ended October 31, 2013 was $92,147 and consisted of $50,000 in the sale of our common stock and $42,147 in loans from our officer and director.

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

Off Balance Sheet Arrangements

As of October 31, 2013, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2013 and 2012
F-3	Statements of Operations for the Years Ended October 31, 2013 and 2012 and period from inception (August 12, 2010) to October 31, 2013
F-4	Statement of Stockholders’ Equity for period from inception (August 12, 2010) to October 31, 2013
F-5	Statements of Cash Flows for the Years Ended October 31, 2013 and 2012 and period from inception (August 12, 2010) to October 31, 2013
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Avante Systems, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Avante Systems, Inc. (the “Company”) as of October 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from August 12, 2010 (Date of Inception) through October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avante Systems, Inc. as of October 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from August 12, 2010 (Date of Inception) through October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 3, 2014

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF OCTOBER 31, 2013 AND OCTOBER 31, 2012

	2013	2012
ASSETS
Current Assets
Cash and equivalents	$44,088	$0
Prepaid expenses	17,722	675
TOTAL ASSETS	$61,810	$675

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$6,070	$4,450
Due to officer	0	16,900
Total Liabilities	6,070	21,350

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,350,000 and 2,625,000 shares issued and outstanding, respectively	2,350	2,625
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	159,197	49,875
Deficit accumulated during the development stage	(105,807)	(73,175)
Total stockholders’ equity (deficit)	55,740	(20,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$61,810	$675

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO OCTOBER 31, 2013

	Year ended October 31, 2013	Year ended October 31, 2012	Period from August 12, 2010 (Inception) to October 31, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Organization costs	0	0	320
Bank charges	105	0	125
Professional fees	32,540	20,715	105,375
TOTAL OPERATING EXPENSES	32,645	20,715	105,820

LOSS FROM OPERATIONS	(32,645)	(20,715)	(105,820)

OTHER INCOME (EXPENSES)
Interest income	13	0	13

LOSS BEFORE PROVISION FOR INCOME TAXES	(32,632)	(20,715)	(105,807)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(32,632)	$(20,715)	$(105,807)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,565,000	2,625,000

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO OCTOBER 31, 2013

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @ $0.02	2,625,000	$2,625	$49,875	$—	$52,500

Net loss for the period ended October 31, 2010	—	—	—	(15,192)	(15,192)

Balance, October 31, 2010	2,625,000	2,625	49,875	(15,192)	37,308

Net loss for the year ended October 31, 2011	—	—	—	(37,268)	(37,268)

Balance, October 31, 2011	2,625,000	2,625	49,875	(52,460)	40

Net loss for the year ended October 31, 2012	—	—	—	(20,715)	(20,715)

Balance, October 31, 2012	2,625,000	2,625	49,875	(73,175)	(20,675)

Issuance of common stock for cash at $0.05 per share	1,000,000	1,000	49,000	—	50,000

Cancellation and retirement of common stock	(1,275,000)	(1,275)	1,275	—	0

Forgiveness of amount due to shareholder	—	—	59,047	—	59,047

Net loss for the year ended October 31, 2013	—	—	—	(32,632)	(32,632)

Balance, October 31, 2013	2,350,000	$2,350	$159,197	$(105,807)	$55,740

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO OCTOBER 31, 2013

	Year ended October 31, 2013	Year ended October 31, 2012	Period from August 12, 2010 (Inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(32,632)	$(20,715)	$(105,807)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(17,047)	(675)	(17,722)
Increase (decrease) in accrued expenses	1,620	(4,069)	6,070
Net Cash Used by Operating Activities	(48,059)	(25,459)	(117,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	50,000	0	102,500
Proceeds from officer loan	42,147	15,400	59,047
Net Cash Provided by Financing Activities	92,147	15,400	161,547

Net Increase (Decrease) in Cash and Cash Equivalents	44,088	(10,059)	44,088

Cash and cash equivalents, beginning of period	0	10,059	0
Cash and cash equivalents, end of period	$44,088	$0	$44,088

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Forgiveness of amount due to officer recorded as contributed capital	$59,047	$0	$59,047

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. Cash totaling $44,088 is being held in trust by a company owned by the sole officer of Avante Systems, Inc. as of October 31, 2013. The ownership of the company holding the cash was transferred in full to Avante Systems, Inc. on January 28, 2014. All funds withdrawn from that account were used for Avante expenses through October 31, 2013.

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

OCTOBER 31, 2013

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

As of October 31, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Avante does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at October 31, 2013 consisted of an advance paid to the Company’s attorney for services to be rendered for periods after the Company’s year-end.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at October 31, 2013 and 2012:

	2013	2012
Audit fees	$4,250	$3,750
Legal fees	1,220	0
Accounting fees	600	0
Transfer agent fees	0	700
Total Accrued Expenses	$6,070	$4,450

NOTE 4 – DUE TO OFFICER

During the year ended October 31, 2011, an officer and shareholder loaned the Company $1,500 to help fund operations. The officer loaned an additional $42,147 and $15,400 during the years ended October 31, 2013 and 2012, respectively. During the year ended October 31, 2013, the officer forgave the entire balance due and the amount has been recorded as contributed capital. The balance due to the officer was $0 and $16,900 as of October 31, 2013 and 2012, respectively. The loans were non-interest bearing, unsecured and due upon demand.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 5 – CAPITAL STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the period ended October 31, 2010, the Company issued 2,625,000 shares of common stock at $0.02 per share for total cash proceeds of $52,500.

During the year ended October 31, 2013, the Company issued 1,000,000 shares of common stock at $0.05 per share for total cash proceeds of $50,000.

Also during the year ended October 31, 2013, an officer returned and cancelled 1,275,000 shares of common stock.

The Company has 2,350,000 shares of common stock issued and outstanding as of October 31, 2013. There are no shares of preferred stock issued and outstanding as of October 31, 2013.

NOTE 6 – INCOME TAXES

For the year ended October 31, 2013, Avante has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $105,807 October 31, 2013, and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following for the periods ended October 31:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$11,095	$7,043
Less: valuation allowance	(11,095)	(7,043)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$35,974	$24,879
Less: valuation allowance	(35,974)	(24,879)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $105,807 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended October 31, 2011, an officer and shareholder loaned the Company $1,500 to help fund operations. The officer loaned an additional $42,147 and $15,400 during the years ended October 31, 2013 and 2012, respectively. During the year ended October 31, 2013, the officer forgave the entire balance due and the amount has been recorded as contributed capital. The balance due to the officer was $0 and $16,900 as of October 31, 2013 and 2012, respectively. The loans were non-interest bearing, unsecured and due upon demand.

Cash totaling $44,088 is being held in trust by Evolv3D Printers Corp., a company owned by the sole officer of Avante Systems, Inc. as of October 31, 2013. The ownership of Evolv3D Printers Corp. was transferred in full to Avante Systems, Inc. on January 28, 2014 becoming a wholly-owned subsidiary. All funds withdrawn from that account were used for Avante expenses through October 31, 2013.

NOTE 10 – SUBSEQUENT EVENTS

On January 28, 2014, the Company acquired a 100% ownership interest in Evolv3D Printers Corp. from its sole officer.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending October 31, 2012.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being October 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of October 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending October 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Name	Age	Position Held with the Company
Yuen Hong Szeto Room 709-710, 7/F Tower 1, Silvercord Centre, Tsim Sha Tsui, Kowloon, Hong Kong	36	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

Mr. Yuen Hong Szeto was born in Hong Kong and holds a B.A. degree in Mathematics for Commerce. From April 2011 to Feb 2012 Mr. Szeto served as Project Manager at Binyee Technology and Trading Co., Ltd. He oversees and prepares marketing objectives and plans for the company’s product launch in Hong Kong and China, including 2d and 3d printers and its prototyping products and services. From 2007 to Feb 2011 Mr. Szeto served as Account Manager at Richfield Group Holdings Ltd. He oversees projects in property consolidation, assembly and redevelopment. He provides budgeting analysis reports and profit projections in redevelopment projects. He liaises with different parties including: developers, landlords, government authorities, lawyers, surveying and engineering consultants.

Our newly-appointed officer and director has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years. At this time, we do not have any written employment agreements or other formal compensation agreements with Yuen Hong Szeto. Compensation arrangements with our officers and directors are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Yuen Hong Szeto.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Yuen Hong Szeto, at the address appearing on the first page of this annual report.

Code of Ethics

As of October 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuen Hong Szeto, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Xu Hai Bo Former officer and director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Ran Hong Dan Former officer and director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Yuen Hong Szeto	-	-	-	-	-	-	-	-	-
Xu Hai Bo	-	-	-	-	-	-	-	-	-
Ran Hong Dan	-	-	-	-	-	-	-	-	-

Directors

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of October 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 30, 2013 by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,350,000 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Yuen Hong Szeto Room 709-710, 7/F Tower 1, Silvercord Centre, Tsim Sha Tsui, Kowloon, Hong Kong	1,000,000	42%
	All Officers and Directors as a Group (one person)	1,000,000	42%
	Other 5% owners
	None.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

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

Cash totaling $44,088 is being held in trust by Evolv3D Printers Corp., a company owned by the sole officer of Avante Systems, Inc. as of October 31, 2013. The ownership of Evolv3D Printers Corp. was transferred in full to Avante Systems, Inc. on January 28, 2014 becoming a wholly-owned subsidiary. All funds withdrawn from that account were used for Avante expenses through October 31, 2013.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”). The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and the reviews of the Company’s quarterly financial statements.

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$9,500	$0	$0	$0
2012	$10,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2010 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on December 21, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avante Systems, Inc.

By:	/s/ Yuen Hong Szeto
Yuen Hong Szeto President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yuen Hong Szeto
Yuen Hong Szeto President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 10, 2014

