Form 10-Q
period 2014-01-31
Avante Systems, Inc.
filed 2014-03-17
CIK 1504388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

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

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,350,000 common shares as of February 26, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of January 31, 2014 and October 31, 2013 (unaudited)
F-2	Consolidated Statements of Operations for the three months ended January 31, 2014 and 2013 and period from August 12, 2010 (Inception) to January 31, 2014 (unaudited)
F-3	Consolidated Statements of Cash Flows for the three months ended January 31, 2014 and 2013 and period from August 12, 2010 (Inception) to January 31, 2014 (unaudited)
F-4	Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF JANUARY 31, 2014 AND OCTOBER 31, 2013

	January 31, 2014	October 31, 2013
ASSETS
Current Assets
Cash and equivalents	$39,105	$44,088
Prepaid expenses	13,954	17,722
TOTAL ASSETS	$53,059	$61,810
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$3,520	$6,070
Due to officer	0	0
Total Liabilities	5,876	6,070
Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,350,000 and 2,350,000 shares issued and outstanding, respectively	2,350	2,350
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	159,197	159,197
Deficit accumulated during the development stage	(112,008)	(105,807)
Total stockholders’ equity (deficit)	49,539	55,740
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$53,059	$61,810

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS(unaudited)

FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO JANUARY 31, 2014

	Three months ended January 31, 2014	Three months ended January 31, 2013	Period from August 12, 2010 (Inception) to January 31, 2014
REVENUES	$0	$0	$0
OPERATING EXPENSES
Organization costs	0	0	320
Bank charges	13	0	138
Professional fees	6,188	7,269	111,563
TOTAL OPERATING EXPENSES	6,201	7,269	112,021
LOSS FROM OPERATIONS	(6,201)	(7,269)	(112,021)
OTHER INCOME (EXPENSES)
Interest income	0	0	13
LOSS BEFORE PROVISION FOR INCOME TAXES	(6,201)	(7,269)	(112,008)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$(6,201)	$(7,269)	$(112,008)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,350,000	2,625,000

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013

FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO JANUARY 31, 2014

	Three months ended January 31, 2014	Three months ended January 31, 2013	Period from August 12, 2010 (Inception) to January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,201)	$(7,269)	$(112,008)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	3,768	169	(13,954)
Increase (decrease) in accrued expenses	(2,550)	3,350	3,520
Net Cash Used by Operating Activities	(4,983)	(3,750)	(122,442)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	102,500
Proceeds from officer loan	0	3,750	59,047
Net Cash Provided by Financing Activities	0	3,750	161,547
Net Increase (Decrease) in Cash and Cash Equivalents	(4,983)	0	39,105
Cash and cash equivalents, beginning of period	44,088	0	0
Cash and cash equivalents, end of period	$39,105	$0	$39,105
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Forgiveness of amount due to officer recorded as contributed capital	$0	$0	$59,047

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

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

Principles of Consolidation

These financial statements include the accounts of BMIX the Company and its 100% subsidiary, Evolv3D Printers Corp. All material intercompany accounts and transactions have been eliminated in consolidation

Accounting Basis

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

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

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

As of January 31, 2014, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Avante does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at January 31, 2014 consisted of an advance paid to the Company’s attorney for services to be rendered for periods after the Company’s year-end.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at January 31, 2014 and October 31, 2013:

	2014	2013
Audit fees	$0	$4,250
Legal fees	1,220	1,220
Accounting fees	2,300	600
Transfer agent fees	0	0
Total Accrued Expenses	$3,520	$6,070

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 4 – DUE TO OFFICER

During the year ended October 31, 2011, an officer and shareholder loaned the Company $1,500 to help fund operations. The officer loaned an additional $42,147 and $15,400 during the years ended January 31, 2014 and 2012, respectively. During the year ended October 31, 2013, the officer forgave the entire balance due and the amount has been recorded as contributed capital. The balance due to the officer was $0 and $0 as of January 31, 2014 and October 31, 2013, respectively. The loans were non-interest bearing, unsecured and due upon demand.

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

The Company has 2,350,000 shares of common stock issued and outstanding as of January 31, 2014. There are no shares of preferred stock issued and outstanding as of January 31, 2014.

NOTE 6 – INCOME TAXES

For the period ended January 31, 2014, Avante has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $112,008 at January 31, 2014, and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following for the periods ended January 31:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$2,108	$2,470
Less: valuation allowance	(2,108)	(2,470)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31:

	January 31, 2014	October 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$38,083	$35,974
Less: valuation allowance	(38,083)	(35,974)
Net deferred tax asset	$0	$0

AVANTE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 6 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $110,596 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended October 31, 2011, an officer and shareholder loaned the Company $1,500 to help fund operations. The officer loaned an additional $42,147 and $15,400 during the years ended January 31, 2014 and 2012, respectively. During the year ended October 31, 2013, the officer forgave the entire balance due and the amount has been recorded as contributed capital. The balance due to the officer was $0 and $0 as of January 31, 2014 and October 31, 2013, respectively. The loans were non-interest bearing, unsecured and due upon demand.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Our corporate address to Room 709-710, 7/F Tower 1, Silvercord Centre, Tsim Sha Tsui, Kowloon, Hong Kong. Our telephone number is 852-3111-3951.

Results of operations for the three months ended January 31, 2014 and 2013, and for the period from Inception (August 12, 2010) to January 31, 2014

We have not earned any revenues since our inception on August 12, 2010. We are presently in the development stage of our business and we can provide no assurance that we will develop a viable product, or if such product is developed, that we will be able to generate sufficient sales and enter into commercial production.

We incurred operating expenses in the amount of $6,201 for the three months ended January 31, 2014, as compared with $7,269 for the same period ended 2013. We incurred operating expenses in the amount of $112,021 for the period from August 12, 2010 (Inception) to January 31, 2014. The amounts for each mentioned period was mainly attributable to professional fees.

We incurred a net loss in the amount of $6,201 for the three months ended January 31, 2014, as compared with $7,269 for the same period ended 2013. We incurred a net loss in the amount of $112,008 for the period from August 12, 2010 (Inception) to January 31, 2014. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of January 31, 2014, we had total current assets of $53,059. Our total current liabilities as of January 31, 2014 were $5,876. As a result, we had working capital of $49,539 as of January 31, 2014.

Operating activities used $4,983 in cash for the three months ended January 31, 2014. Our net loss of $6,201 was the main reason for our negative operating cash flow.

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

4

Off Balance Sheet Arrangements

As of January 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

5

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avante Systems, Inc.

Date:	March 17, 2014

By:	/s/ Yuen Hong Szeto Yuen Hong Szeto
Title:	Chief Executive Officer and Director

7