Form 10-K
period 2014-10-31
Avante Systems, Inc.
filed 2015-02-13
CIK 1504388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,350,000 as of February 9, 2015

PART I

Item 1. Business

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

Competition

We compete in a marketplace that is still primarily using conventional methods of model-making and prototype development. Some of the companies that have developed and employ one or more improved technologies include the following companies. Our competitors have more financial resources and capabilities than we do. We hope to compete on superior value, lower price, relevant technology, customized systems, superior service and support, and products and services that are easy to buy and use. Below are some of our competitors.

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

Item 2. Properties

We do not lease or own any real property. Our corporate address is located at Room 709-710, 7/F Tower 1, Silvercord Centre, Tsim Sha Tsui, Kowloon, Hong Kong. Our officer has provided this space without charge. Our telephone number is 852-311-3951.

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

There has not been trading in our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending October 31, 2014
Quarter Ended	High $	Low $
October 31, 2014	N/A	N/A
July 31, 2014	N/A	N/A
April 30, 2014	N/A	N/A
January 31, 2014	N/A	N/A

Fiscal Year Ending October 31, 2013
Quarter Ended	High $	Low $
October 31, 2013	N/A	N/A
July 31, 2013	N/A	N/A
April 30, 2013	N/A	N/A
January 31, 2013	N/A	N/A

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

Holders of Our Common Stock

As of October 31, 2014, we had 2,350,000 shares of our common stock issued and outstanding, held by 38 shareholders of record.

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

Results of Operations for the Years Ended October 31, 2014 and 2013

We have not earned any revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop a viable product, or if such product is developed, that we will be able to generate sufficient sales and enter into commercial production.

Our operating expenses for the year ended October 31, 2014 were $24,707, as compared with operating expenses in the amount of $32,645 for the year ended October 31, 2013. Our operating expenses for the year ended October 31, 2014 consisted of mainly professional fees of $24,573, which was less than $32,540 in professional fees for the year ended October 31, 2013.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the development of our 3D business operations and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We had a net loss of $24,707 for the year ended October 31, 2014, as compared with a net loss of $32,632 for the year ended October 31, 2013.

Liquidity and Capital Resources

As of October 31, 2014, we had total current assets of $37,683. Our total current liabilities as of October 31, 2014 were $6,650. Thus, we had working capital of $_31,033 as of October 31, 2014.

Operating activities used $14,652 in cash for the year ended October 31, 2014. Our net loss of $24,707 was the main reason for our negative operating cash flow, offset mainly by a decrease in prepaid expenses of $9,475.

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

Off Balance Sheet Arrangements

As of October 31, 2014, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of October 31, 2014 and 2013
F-4	Consolidated Statements of Operations for the Years Ended October 31, 2014 and 2013
F-5	Consolidated Statement of Stockholders’ Equity at October 31, 2014
F-6	Consolidated Statements of Cash Flows for the Years Ended October 31, 2014 and 2013
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Avante Systems, Inc.

We have audited the accompanying consolidated balance sheet of Avante Systems, Inc. as of October 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2014 Avante Systems, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avante Systems, Inc. as of October 31, 2014, and the consolidated results of its operations and its cash flows for the year ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 8 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KLJ & Associates, LLP
St. Louis Park, MN
February 11, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Avante Systems, Inc.

Hong Kong

We have audited the accompanying balance sheet of Avante Systems, Inc. (the “Company”) as of October 31, 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avante Systems, Inc. as of October 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 3, 2014

AVANTE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2014 AND OCTOBER 31, 2013

	October 31, 2014	October 31, 2013
ASSETS
Current Assets
Cash and equivalents	$29,436	$44,088
Prepaid expenses	8,247	17,722

TOTAL ASSETS	$37,683	$61,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$6,650	$6,070
Due to officer	—	—
Total Liabilities	6,650	6,070

Stockholders’ Equity
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,350,000 and 2,350,000 shares issued and outstanding, respectively	2,350	2,350
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Additional paid-in capital	159,197	159,197
Accumulated deficit	(130,514)	(105,807)
Total stockholders’ equity (deficit)	31,033	55,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,683	$61,810

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

	Year ended October 31, 2014	Year ended October 31, 2013

REVENUES	$—	$—

OPERATING EXPENSES
Organization costs	—	—
Bank charges	134	105
Professional fees	24,573	32,540
TOTAL OPERATING EXPENSES	24,707	32,645

LOSS FROM OPERATIONS	(24,707)	(32,645)

OTHER INCOME (EXPENSES)
Interest income	—	13

LOSS BEFORE PROVISION FOR INCOME TAXES	(24,707)	(32,632)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(24,707)	$(32,632)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,350,000	2,565,000

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	Capital	deficit	Total
Balance, October 31, 2012	2,625,000	2,625	49,875	(73,175)	(20,675)
Issuance of common stock for cash at $0.05 per share	1,000,000	1,000	49,000	—	50,000
Cancellation and retirement of common stock	(1,275,000)	(1,275)	1,275	—	—
Forgiveness of amount due to shareholder	—	—	59,047	—	59,047
Net loss for the year ended October 31, 2013	—	—	—	(32,632)	(32,632)
Balance, October 31, 2013	2,350,000	2,350	159,197	(105,807)	55,740
Net loss for the period ended October 31, 2014	—	—	—	(24,707)	(24,707)
Balance, October 31, 2014	2,350,000	$2,350	$159,197	$(130,514)	$31,033

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31, 2014	Year ended October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(24,707)	$(32,632)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	9,475	(17,047)
Increase (decrease) in accrued expenses	580	1,620
Net Cash Used by Operating Activities	(14,652)	(48,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	—	50,000
Proceeds from officer loan	—	42,147
Net Cash Provided by Financing Activities	—	92,147

Net Increase (Decrease) in Cash and Cash Equivalents	(14,652)	44,088

Cash and cash equivalents, beginning of period	44,088	—
Cash and cash equivalents, end of period	$29,436	$44,088

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Forgiveness of amount due to officer recorded as contributed capital	$—	$59,047

See accompanying notes to financial statements.

AVANTE SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

OCTOBER 31, 2014

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

As of October 31, 2014, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Avante does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at October 31, 2014 and 2013 consisted of an advance paid to the Company’s attorney for services to be rendered for periods after the Company’s year-end in the amount of $7,752 and $17,722, respectively, and expense advances in the amount of $495 and $0, respectively, to an officer of the Company.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at October 31, 2014 and October 31, 2013:

	2014	2013
Audit fees	$4,250	$4,250
Legal fees	—	1,220
Accounting fees	2,400	600
Transfer agent fees	—	—
Total Accrued Expenses	$6,650	$6,070

NOTE 4 – DUE TO OFFICER

During the year ended October 31, 2011, an officer and shareholder loaned the Company $1,500 to help fund operations. The officer loaned an additional $42,147 and $15,400 during the years ended October 31, 2013 and 2012, respectively. During the year ended October 31, 2013, the officer forgave the entire balance due and the amount has been recorded as contributed capital. During the period ended April 30, 2014 a shareholder paid expenses of $1,700 on behalf of the Company. During the period ended July 31, 2014, the company reimbursed the shareholder $1,700. The balance due to the officer was $0 and $0 as of October 31, 2014 and October 31, 2013, respectively. The loans were non-interest bearing, unsecured and due upon demand.

AVANTE SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

The Company has 2,350,000 shares of common stock issued and outstanding as of October 31, 2014. There are no shares of preferred stock issued and outstanding as of October 31, 2014.

NOTE 6 – INCOME TAXES

For the year ended October 31, 2014, Avante has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $130,514 at October 31, 2014, and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following for the periods ended Oct 31:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$8,400	$11,095
Less: valuation allowance	(8,400)	(11,095)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2014	October 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$44,375	$35,974
Less: valuation allowance	(44,375)	(35,974)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $130,514 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

AVANTE SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended October 31, 2011, an officer and shareholder loaned the Company $1,500 to help fund operations. The officer loaned an additional $42,147 and $15,400 during the years ended October 31, 2013 and 2012, respectively. During the year ended October 31, 2013, the officer forgave the entire balance due and the amount has been recorded as contributed capital. During the period ended April 30, 2014 a shareholder paid expenses of $1,700 on behalf of the Company. During the period ended July 31, 2014, the company reimbursed the shareholder $1,700. The balance due to the officer was $0 and $0 as of October 31, 2014 and October 31, 2013, respectively. The loans were non-interest bearing, unsecured and due upon demand.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 4, 2014, Silberstein Ungar, PLLC notified us that its principals joined the accounting firm of KLJ & Associates, LLP. As a result of the transaction, on August 4, 2014, Silberstein Ungar, PLLC resigned as our independent registered public accounting firm and we engaged KLJ & Associates, LLP as our independent registered public accounting firm.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being October 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of October 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending October 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of October 31, 2014 and their present positions.

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

Mr. Yuen Hong Szeto was born in Hong Kong and holds a B.A. degree in Mathematics for Commerce. From April 2011 to Feb 2012 Mr. Szeto has been served as Project Manager at Binyee Technology and Trading Co., Ltd, he oversees and Prepares marketing objectives and plans for the company’s products launch in Hong Kong and China, including 2d and 3d printers and its prototyping products and services. From 2007 to Feb 2011 Mr. Szeto has been served as Account Manager at Richfield Group Holdings Ltd. He is oversees projects in property consolidation, assembly and redevelopment. He provides budgeting analysis reports, profit projections in redevelopment projects. He liaises with different parties including: developers, landlords, government authorities, lawyers, surveying and engineering consultants.

Our officer and director has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years. At this time, we do not have any written employment agreements or other formal compensation agreements with Yuen Hong Szeto. Compensation arrangements with our officers and directors are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

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

Code of Ethics

As of October 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuen Hong Szeto, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2013 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Xu Hai Bo Former officer and director	2013 2014	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Ran Hong Dan Former officer and director	2013 2014	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2014.

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

Stock Option Plans

We did not have a stock option plan in place as of October 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of November 17, 2014 by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$10,000	$0	$0	$0
2013	$10,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2010 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on December 21, 2010.

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
February 13, 2015

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
February 13, 2015

